Form 10-Q
period 2001-09-30
NORTHERN BORDER INTERMEDIATE LTD
filed 2001-11-14
CIK 1121286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2001


                             Commission File Number
                NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Delaware                                         93-1120695
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)


        Enron Building
       1400 Smith Street
        Houston, Texas                                       77002
-------------------------------                  -------------------------------
(Address of principal executive                            (Zip code)
           offices)


                                 (713) 853-6161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]



                                     1 OF 25

        NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                         Page No.
                                                                         --------
PART I.       FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Consolidated Statement of Income -
                  Three Months Ended September 30, 2001 and 2000
                  and Nine Months Ended September 30, 2001 and 2000          3
              Consolidated Statement of Comprehensive Income -
                  Three Months Ended September 30, 2001 and 2000
                  and Nine Months Ended September 30, 2001 and 2000          3
              Consolidated Balance Sheet - September 30, 2001
                  and December 31, 2000                                      4
              Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000              5
              Consolidated Statement of Changes in Partners'
                  Equity - Nine Months Ended September 30, 2001              6
              Notes to Consolidated Financial Statements                     7

      ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             14

      ITEM 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                               23

PART II.      OTHER INFORMATION

      ITEM 1. Legal Proceedings                                             24

      ITEM 6. Exhibits and Reports on Form 8-K                              24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ------------------------        -----------------------
                                                      2001            2000            2001           2000
                                                    --------         -------        --------       --------
OPERATING REVENUES, NET                             $124,646         $83,550        $338,080       $247,603
                                                    --------         -------        --------       --------

OPERATING EXPENSES
   Product purchases                                  12,188              --          29,704             --
   Operations and maintenance                         23,389          13,802          64,042         41,360
   Depreciation and amortization                      19,879          15,000          55,737         45,879
   Taxes other than income                             9,347           6,532          20,989         22,230
                                                     -------         -------        --------       --------

      Operating expenses                              64,803          35,334         170,472        109,469
                                                     -------         -------        --------       --------

OPERATING INCOME                                      59,843          48,216         167,608        138,134
                                                     -------         -------        --------       --------

INTEREST EXPENSE, NET
   Interest expense, net                              12,472          16,857          41,728         50,496
   Interest expense - affiliate                        8,980           3,736          26,052          8,037
                                                     -------         -------        --------       --------

   Interest expense, net                              21,452          20,593          67,780         58,533
                                                     -------         -------        --------       --------

OTHER INCOME (EXPENSE)
   Equity earnings (losses) in
     unconsolidated affiliates                           668            (473)          1,223         (1,130)
   Other income (expense)                                689           3,476          (1,392)         5,610
                                                     -------         -------        --------       --------

      Other income (expense)                           1,357           3,003            (169)         4,480
                                                     -------         -------        --------       --------

MINORITY INTERESTS IN NET INCOME                      10,661          10,288          30,917         27,735
                                                     -------         -------        --------       --------

NET INCOME BEFORE
   EXTRAORDINARY ITEMS                                29,087          20,338          68,742         56,346

EXTRAORDINARY LOSS FROM
   DEBT RESTRUCTURING                                     --              --          (1,213)            --
                                                     -------         -------        --------       --------

NET INCOME TO PARTNERS                               $29,087         $20,338        $ 67,529       $ 56,346
                                                     =======         =======        ========       ========

                NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ------------------------        -----------------------
                                                      2001            2000            2001           2000
                                                    --------         -------        --------       --------
Net income to partners                               $29,087         $20,338        $67,529        $56,346
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                             --              --         22,183             --
   Change associated with current
     period hedging transactions                      (6,631)             --           (558)            --
   Change associated with
      current period foreign
      currency translation                            (2,021)             --           (127)            --
                                                     -------         -------        -------        -------

Total comprehensive income                           $20,435         $20,338        $89,027        $56,346
                                                     =======         =======        =======        =======


        The accompanying notes are an integral part of these consolidated financial statements.

        NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2001               2000
                                                            -------------      ------------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                                 $   23,151         $   35,363
   Accounts receivable                                           46,895             40,617
   Materials and supplies, at cost                                5,742              4,896
   Prepaid expenses                                               4,922                840
   Assets from price risk management activities                   7,845                 --
   Other                                                          1,950                 --
                                                             ----------         ----------

      Total current assets                                       90,505             81,716
                                                             ----------         ----------

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                              2,819,813          2,454,918
   Less: Accumulated provision for
      depreciation and amortization                             772,235            722,842
                                                             ----------         ----------

      Property, plant and equipment, net                      2,047,578          1,732,076
                                                             ----------         ----------

INVESTMENTS AND OTHER ASSETS
   Investment in unconsolidated affiliates                      230,285            221,625
   Goodwill                                                     296,994             28,405
   Assets from price risk management activities                  14,002                 --
   Other                                                         25,056             18,898
                                                             ----------         ----------

      Total investments and other assets                        566,337            268,928
                                                             ----------         ----------

      Total assets                                           $2,704,420         $2,082,720
                                                             ==========         ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                      $  369,517         $   44,464
   Accounts payable                                              42,502             35,413
   Accrued taxes other than income                               29,307             28,493
   Accrued interest                                               5,226             14,649
   Accrued interest - affiliate                                   6,933                986
   Other                                                          1,250                 --
   Accumulated provision for rate refunds                            --              4,726
                                                             ----------         ----------

      Total current liabilities                                 454,735            128,731
                                                             ----------         ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES
   Third party                                                  537,054            847,652
   Affiliate                                                    524,984            279,846
                                                             ----------         ----------

   Total long-term debt, net of current maturities            1,062,038          1,127,498
                                                             ----------         ----------

MINORITY INTERESTS IN PARTNERS' EQUITY                          249,350            248,098
                                                             ----------         ----------

RESERVES AND DEFERRED CREDITS                                     8,704              6,119
                                                             ----------         ----------

PARTNERS' EQUITY
      Partner's capital                                         908,095            572,274
      Accumulated other comprehensive income                     21,498                 --
                                                             ----------         ----------

        Total partners' equity                                  929,593            572,274
                                                             ----------         ----------

      Total liabilities and partners' equity                 $2,704,420         $2,082,720
                                                             ==========         ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -----------------------------
                                                                       2001                2000
                                                                    ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                           $  67,529           $  56,346
                                                                    ---------           ---------
   Adjustments to reconcile net income to partners
    to net cash provided by operating activities, net of
    the effect of the acquired businesses:
      Depreciation and amortization                                    56,011              46,083
      Minority interests in net income                                 30,917              27,735
      Provision for rate refunds                                        2,036              17,343
      Rate refunds paid                                                (6,762)                 --
      Changes in components of working capital, net of
        the effect of the acquired businesses                          11,012               4,347
      Other                                                               806              (5,426)
                                                                    ---------           ---------

           Total adjustments                                           94,020              90,082
                                                                    ---------           ---------

      Net cash provided by operating activities                       161,549             146,428
                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in unconsolidated affiliates                             (9,202)             (8,766)
   Acquisitions of businesses                                        (342,061)           (229,505)
   Capital expenditures for property, plant
      and equipment                                                   (98,963)             (7,506)
                                                                    ---------           ---------

      Net cash used in investing activities                          (450,226)           (245,777)
                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to general and
      limited partners                                                (87,166)            (59,013)
   Distributions to Minority Interests                                (31,438)            (29,449)
   Issuance of long-term debt                                         826,103             431,148
   Retirement of long-term debt                                      (567,388)           (217,807)
   Decrease in bank overdraft                                         (22,437)                 --
   Issuance of partnership interests, net                             172,427                  --
   Payments on termination of derivatives                              (8,417)                 --
   Long-term debt financing costs                                      (5,219)             (2,338)
                                                                    ---------           ---------

      Net cash provided by financing activities                       276,465             122,541
                                                                    ---------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (12,212)             23,192

Cash and cash equivalents-beginning of period                          35,363              22,927
                                                                    ---------           ---------

Cash and cash equivalents-end of period                             $  23,151           $  46,119
                                                                    =========           =========
-------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                          $  72,475           $  64,840
                                                                    =========           =========

Changes in components of working capital:
      Accounts receivable                                           $   9,338           $  (3,297)
      Materials and supplies                                             (451)             (1,770)
      Prepaid expenses                                                 (3,066)               (488)
      Other current assets                                             (1,950)                 --
      Under/over recovered cost of service                                 --               8,410
      Accounts payable                                                  9,374               2,323
      Accrued taxes other than income                                     534               2,572
      Other current liabilities                                           709                  --
      Accrued interest                                                 (3,476)             (3,403)
                                                                    ---------           ---------

        Total                                                       $  11,012           $   4,347
                                                                    =========           =========


        The accompanying notes are an integral part of these consolidated financial statements.

        NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                                                OTHER
                                                GENERAL       LIMITED       COMPREHENSIVE        TOTAL
                                                PARTNERS      PARTNERS          INCOME          EQUITY
                                                --------      --------      -------------      --------
Balance at December 31, 2000                     $5,780       $566,494         $    --         $572,274

Net income to partners                              682         66,847              --           67,529

Transition adjustment from
  adoption of SFAS No. 133                           --             --          22,183           22,183

Change associated with current
  period hedging transactions                        --             --            (558)            (558)

Change associated with current
  period foreign currency translation                --             --            (127)            (127)

Issuance of partnership
  interests, net                                  3,591        351,867              --          355,458

Distributions to partners                          (880)       (86,286)             --          (87,166)
                                                -------       --------         -------         --------

Balance at September 30, 2001                    $9,173       $898,922         $21,498         $929,593
                                                 ======       ========         =======         ========



        The accompanying notes are an integral part of this consolidated financial statement.

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Northern Border Intermediate Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 31, 2000, included in the Partnership's registration statement on Form S-4 filed with the SEC on July 3, 2001 (Registration No. 333-64518-1).

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Partnership is a subsidiary limited partnership of Northern Border Partners, L.P., a publicly traded limited partnership. The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Crestone Energy Ventures, L.L.C.; Bear Paw Energy, L.L.C.; Border Midstream Services, Ltd.; Midwestern Gas Transmission Company; and Black Mesa Holdings, Inc. are wholly-owned subsidiaries of the Partnership. Crestone Energy Ventures owns Crestone Gathering Services, L.L.C.; a 49% common membership interest and a 100% class A share interest in Bighorn Gas Gathering, L.L.C.; a 33% interest in Fort Union Gas Gathering, L.L.C.; and a 35% interest in Lost Creek Gathering, L.L.C.

2.    ACQUISITIONS

      On March 30, 2001, the Partnership completed the acquisition of Bear Paw Energy for $381.7 million. The purchase price consisted of $198.7 million in cash and the issuance of 5.7 million common units of Northern Border Partners valued at $183.0 million. Bear Paw Energy has extensive gathering and processing operations in the Powder River Basin in Wyoming and the Williston Basin in Montana and North Dakota. Bear Paw Energy has approximately 226,000 acres under dedication and 600 miles of gathering pipelines in the Powder River Basin. In the Williston Basin, Bear Paw Energy has over 2,800 miles of gathering pipelines and four processing plants with 90 million cubic feet per day of capacity.

      On April 4, 2001, Border Midstream Services completed the acquisition of the Mazeppa and Gladys gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline for $70 million (Canadian) or $45 million (U.S.). The Mazeppa and Gladys plants, which are located near Calgary, Alberta, have a combined capacity of 87 million cubic feet per day. The Gregg Lake/Obed Pipeline system, which is located near Edmonton, Alberta, is comprised of 85 miles of gathering lines with a capacity of approximately 150 million cubic feet per day.

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      On April 30, 2001, the Partnership acquired Midwestern Gas Transmission for approximately $102 million. The Midwestern Gas Transmission system is a 350-mile interstate natural gas pipeline extending from Portland, Tennessee to Joliet, Illinois with a capacity of 650 million cubic feet per day. Midwestern Gas Transmission connects to seven other major interstate pipeline systems, including Northern Border Pipeline.

      The Partnership has accounted for these acquisitions using the purchase method of accounting. At this time, the Partnership has made preliminary allocations of the purchase price of each acquisition based upon the estimated fair value of the assets and liabilities acquired as of each acquisition date. The Partnership expects to finalize the allocations by the fourth quarter of 2001. The excess of the purchase price over the fair value of the net assets acquired is reflected as goodwill on the consolidated balance sheet and is being amortized on a straight-line basis over 30 years. The investment in Gregg Lake/Obed Pipeline is being reflected in investments in unconsolidated affiliates on the consolidated balance sheet.

      The following is a summary of the effects of the acquisitions made in the first nine months of 2001 on the Partnership's consolidated financial position (amounts in thousands):

         Current assets                                           $  17,257
         Property, plant and equipment                              266,298
         Investments in unconsolidated affiliates                     1,059
         Goodwill                                                   272,309
         Other assets                                                 2,536
         Current liabilities                                        (23,455)
         Long-term debt, including current maturities               (13,113)
         Other liabilities                                             (498)
         Accumulated other comprehensive income                       2,699
         Common units issued by Northern Border Partners           (183,031)
                                                                  ---------
                  Net cash paid                                   $ 342,061
                                                                  =========

      If the acquisitions made in 2001 had occurred at the beginning of 2001, the Partnership's consolidated operating revenues would have been $383 million and net income to partners would have been $68 million for the nine months ended September 30, 2001. These unaudited pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

3.    RATES AND REGULATORY ISSUES

Rate Case

      Northern Border Pipeline filed a rate proceeding with the Federal Energy Regulatory Commission ("FERC") in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund.

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers pay stated transportation rates based on a straight-fixed variable rate design. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. Beginning January 1, 2001, the rates are based upon an annual revenue level of $305 million.

      After the FERC approved the rate case settlement and prior to the end of 2000, Northern Border Pipeline made estimated refund payments to its shippers totaling approximately $22.7 million, primarily related to the period from December 1999 to November 2000. During the first quarter of 2001, Northern Border Pipeline paid the remaining refund obligation to its shippers totaling approximately $6.8 million, which related to periods through January 2001.

Certificate Application

      On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate an expansion and extension of its pipeline system into Indiana ("Project 2000"). The facilities for Project 2000 were placed into service on October 1, 2001, which was one month earlier than its targeted in-service date. The capital expenditures for the project are expected to be approximately $70 million, of which $57.9 million had been incurred through September 30, 2001.

4.    CREDIT FACILITIES AND LONG-TERM DEBT

      As discussed below, Northern Border Partners periodically borrows funds from various external sources. Northern Border Partners loans the funds to the Partnership on identical terms. The Partnership is a guarantor of Northern Border Partners' debt.

      In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2001 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2001 Pipeline Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding.

      In March 2001, Northern Border Partners completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership Senior Notes"). The 2001 Partnership Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of unsecured debt Northern Border Partners may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2).

        NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Northern Border Partners entered into a $200 million three-year revolving credit agreement with certain financial institutions ("2001 Partnership Credit Agreement") in March 2001. The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement permits Northern Border Partners to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Partners is required to pay a fee on the principal commitment amount of $200 million. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At September 30, 2001, $47.0 million was outstanding under the 2001 Partnership Credit Agreement at an average effective interest rate of 4.60%.

      In June 2001, the Partnership repaid Black Mesa's 10.7% Secured Senior Notes due May 2004. The total repayment of approximately $13.6 million consisted of remaining principal and interest of $12.4 million and an early payment premium of $1.2 million. The early payment premium is reflected as an extraordinary loss on the consolidated statement of income.

5.    BUSINESS SEGMENT INFORMATION

      The Partnership's reportable segments are strategic business units that offer different services. The Partnership evaluates performance based on EBITDA (net income before minority interests; interest expense; and depreciation and amortization, including goodwill amortization netted against equity earnings in unconsolidated affiliates).

                                               Gas
                                            Gathering
                                               and
                            Interstate      Processing        Coal
(In thousands)               Pipeline          (a)           Slurry           Other(b)         Total
-------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
  SEPTEMBER 30, 2001
--------------------
Revenues from
  external customers        $ 81,333          $37,843        $ 5,470         $    --         $124,646
EBITDA                        63,966           16,351          2,182            (407)          82,092

THREE MONTHS ENDED
  SEPTEMBER 30, 2000
--------------------
Revenues from
  external customers        $ 78,241          $    --        $ 5,309         $    --         $ 83,550
EBITDA                        64,850             (140)         2,012            (122)          66,600

NINE MONTHS ENDED
  SEPTEMBER 30, 2001
--------------------
Revenues from
  external customers        $237,479          $84,111        $16,490         $    --         $338,080
EBITDA                       190,056           34,435          6,254          (3,834)         226,911

NINE MONTHS ENDED
  SEPTEMBER 30, 2000
--------------------
Revenues from
  external customers        $231,828          $    --        $15,775         $    --         $247,603
EBITDA                       184,935             (461)         5,640            (843)         189,271

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Total assets by segment are as follows:

                                                               September 30,             December 31,
      (In thousands)                                                2001                     2000
      ------------------------------------------------------------------------------------------------
      Interstate Pipeline                                       $1,870,833                 $1,768,505
      Gas Gathering and Processing                                 785,402                    279,855
      Coal Slurry                                                   22,375                     29,605
      Other (b)                                                     25,810                      4,755
                                                                ----------                 ----------
      Total Assets                                              $2,704,420                 $2,082,720
                                                                ==========                 ==========

(a) Gas gathering and processing operating results commence from the date of the acquisition of gas gathering and processing businesses in September 2000, except for equity earnings of Bighorn Gas Gathering, which commenced in January 2000.
(b)   Includes other items not allocable to segments.

6.    PARTNERS' CAPITAL

      In April 2001 and May 2001, Northern Border Partners sold 407,550 and 4,000,000 common units, respectively. In conjunction with the issuance of the additional common units by Northern Border Partners, including the units issued for Bear Paw Energy in March 2001 (see Note 2), the Partnership's general partners made capital contributions to the Partnership and Northern Border Partners in accordance with the partnership agreements. The net proceeds from the sale of common units and the general partners' capital contributions totaled approximately $172.4 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

7.    PARTNERSHIP DISTRIBUTIONS

      The Partnership makes quarterly distributions to its general partners and Northern Border Partners in connection with Northern Border Partners' distribution declaration to its unitholders. On October 22, 2001, the Partnership declared a cash distribution of approximately $33.7 million for the quarter ended September 30, 2001, which is payable November 14, 2001.

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Partnership and Northern Border Partners use financial instruments in the management of their interest rate and commodity price exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership and Northern Border Partners adopted SFAS No. 133 beginning January 1, 2001.

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Northern Border Partners periodically enters into financial instruments with external sources. The Partnership is a guarantor on these financial instruments.

      At December 31, 2000, the Partnership had classified in long-term debt $26.0 million of unamortized proceeds from the termination of derivatives. This included unamortized proceeds of $14.9 million from the termination of interest rate swap agreements by the Partnership in December 2000 and $11.1 million from the termination of interest rate forward agreements by Northern Border Pipeline in August 1999. As a result of the adoption of SFAS No. 133, the Partnership reclassified $22.7 million from long-term debt to accumulated other comprehensive income and $3.3 million from long-term debt to minority interests in partners' equity. The Partnership is reflecting in consolidated accumulated other comprehensive income its 70% share of Northern Border Pipeline's accumulated other comprehensive income. The remaining 30% is reflected as an adjustment to minority interests in partners' equity.

      Also upon adoption of SFAS No. 133, Northern Border Pipeline designated an outstanding interest rate swap agreement with a notional amount of $40.0 million as a cash flow hedge. As a result, the Partnership recorded a non-cash loss of $0.5 million in accumulated other comprehensive income and $0.3 million as an adjustment to minority interests in partners' equity.

      In February 2001, Northern Border Partners entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the anticipated issuance of fixed rate debt. Upon issuance of the 2001 Partnership Senior Notes in March 2001, the Partnership paid approximately $4.3 million to terminate the swaps, which was recorded in accumulated other comprehensive income. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Partnership Senior Notes.

      In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year fixed rate debt. Upon issuance of the 2001 Pipeline Senior Notes in September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate the swaps, of which $2.9 million was recorded in accumulated other comprehensive income and $1.2 million was recorded as an adjustment to minority interests in partners' equity. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Pipeline Senior Notes.

      During the three months and nine months ended September 30, 2001, the Partnership amortized approximately $0.5 million and $1.6 million, respectively, related to the terminated derivatives, as a reduction to interest expense from accumulated other comprehensive income. The Partnership expects to amortize approximately $0.5 million in the fourth quarter of 2001.

      Bear Paw Energy, which was acquired by the Partnership in March 2001 (see
Note 2), periodically enters into commodity derivatives contracts and fixed-price physical contracts. Bear Paw Energy primarily utilizes price swaps and collars, which have been designated as cash flow hedges, to hedge Bear Paw Energy's exposure to gas and natural gas liquid price volatility. The price

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swaps and collars that Bear Paw Energy had in place when it was acquired by the Partnership were redesignated as hedges upon acquisition. Bear Paw Energy has entered into certain commodity price swap arrangements with Enron North America Corp. ("ENA"), a wholly-owned subsidiary of Enron Corp. At September 30, 2001, Bear Paw Energy recognized a non-cash gain in accumulated other comprehensive income of approximately $7.8 million, of which approximately $6.65 million relates to the ENA commodity price swap arrangements, with a corresponding amount reflected in current assets on the accompanying consolidated balance sheet.

      During the third quarter of 2001, Northern Border Partners entered into interest rate swaps with notional amounts totaling $225 million. Under the interest rate swap agreements, Northern Border Partners makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. At September 30, 2001, the average effective interest rate on the interest rate swaps was 6.11%. The swaps have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2001 Partnership Senior Notes. A non-cash gain of approximately $14.0 million is reflected in long-term assets and long-term debt on the accompanying consolidated balance sheet.

9.    NEW ACCOUNTING PRONOUNCEMENTS

      In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 modifies the accounting and reporting of goodwill and intangible assets. It requires entities to discontinue the amortization of goodwill, reallocate goodwill among its reporting segments and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment. For goodwill and intangible assets on the balance sheet at June 30, 2001, the provisions of SFAS No. 142 must be applied to fiscal years beginning after December 15, 2001. At September 30, 2001, the Partnership's balance sheet included goodwill of approximately $482 million. Estimated annual amortization is approximately $16 million.

      SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

      SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. The Partnership is in the process of evaluating the application of these pronouncements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


RESULTS OF OPERATIONS

      Northern Border Intermediate Limited Partnership (the "Partnership") is a subsidiary limited partnership of Northern Border Partners, L.P., a publicly traded limited partnership. The Partnership owns a 70% general partner interest in Northern Border Pipeline Company. Northern Border Pipeline's revenue is derived from agreements with its shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its rate case discussed below.

      Under the cost of service tariff, Northern Border Pipeline was provided an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline was generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. Billings for the firm transportation agreements were based on contracted volumes to determine the allocable share of the cost of service and were not dependent upon the percentage of available capacity actually used.

      Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers began paying stated transportation rates based on a straight-fixed variable rate design. Under the straight-fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.

      As of December 31, 2000, the termination dates of the shippers' contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life was approximately six years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 44% of the capacity will expire between mid-September 2003 and the end of October 2005.

      Crestone Energy Ventures acquired its interests in Fort Union Gas Gathering, Lost Creek Gathering, Crestone Gathering Services and a portion of Bighorn Gas Gathering in September 2000. Prior to that time, Crestone Energy Ventures' sole asset was its investment in Bighorn Gas Gathering.

      During 2001, the following acquisitions have been made: Bear Paw Energy in late March; the Mazeppa and Gladys gas processing plants, gas gathering systems and a minority interest in the Gregg Lake/Obed Pipeline in early April; and Midwestern Gas Transmission in late April (see Note 2 - Notes to Consolidated Financial Statements).

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

      Operating revenues, net increased $41.1 million (49%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to $37.8 million of revenues from the gas gathering and processing businesses acquired in 2001.
                                       14

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


Operating revenues from the interstate pipelines increased $3.1 million due primarily to $3.4 million of revenues from Midwestern Gas Transmission partially offset by a $0.3 million decrease attributable to Northern Border Pipeline. Northern Border Pipeline's operating revenues reflect the rate case settlement discussed above.

      Product purchases of $12.2 million recorded in the third quarter of 2001 represent amounts incurred by Bear Paw. In conjunction with its gathering and processing activities, Bear Paw receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue processed in its facilities, Bear Paw pays the producers based upon a percentage of the gross proceeds.

      Operations and maintenance expense increased $9.6 million (69%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to $11.3 million of expense from the gas gathering and processing segment. Operations and maintenance expense from the interstate pipelines decreased $1.6 million due primarily to a decrease in Northern Border Pipeline's expense by $2.9 million (28%) partially offset by $1.3 million of expense from Midwestern Gas Transmission. Northern Border Pipeline's operations and maintenance expense decreased due primarily to a decrease in Northern Border Pipeline's regulatory commission expense and decreased costs to operate its two electric-powered compressor units.

      Depreciation and amortization expense increased $4.9 million (33%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to $4.6 million of expense from the gas gathering and processing segment. Depreciation and amortization expense from the interstate pipelines increased $0.7 million due primarily to expense from Midwestern Gas Transmission. Depreciation and amortization expense in the third quarter of 2001 and 2000 includes goodwill amortization of $2.1 million and $0.1 million, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

      Taxes other than income increased $2.8 million (43%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to an increase in Northern Border Pipeline's expense by $2.1 million (32%) and $0.6 million of expense from the gas gathering and processing segment. The increase in Northern Border Pipeline's taxes other than income is due primarily to adjustments to previous estimates of ad valorem taxes for increases in property valuations.

      Consolidated interest expense increased $0.9 million (4%) for the third quarter of 2001, as compared to the same period in 2000. As discussed in Note 4
- Notes to Consolidated Financial Statements, Northern Border Partners periodically borrows funds from various external sources. Northern Border Partners loans the funds to the Partnership on identical terms. In addition, Northern Border Partners periodically enters into interest rate swap agreements, the results of which are recorded on the Partnership's financial statements. Interest expense for the Partnership increased approximately $5.0 million (132%) for the third quarter of 2001, as compared to the same period in 2000, due to additional borrowings partially offset by a decrease in the Partnership's average interest rate. In June 2000 and September 2000, Northern Border Partners issued $250 million of 8 7/8% Senior Notes, and in March 2001, Northern Border Partners issued $225 million of 7.10% Senior Notes. The additional borrowings were made primarily for the acquisition of gas gathering and processing businesses during 2000 and the

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


acquisitions made in March 2001 and April 2001 (see Note 2 - Notes to Consolidated Financial Statements). Interest expense attributable to Northern Border Pipeline decreased $3.7 million (23%) for the third quarter of 2001, as compared to the same period in 2000, due to a decrease in Northern Border Pipeline's average interest rate.

      Other income (expense) decreased $1.6 million (55%) for the third quarter of 2001, as compared to the same period in 2000. Other income (expense) for the third quarter of 2000 included $2.7 million of income due to a reduction in reserves previously established for regulatory issues by Northern Border Pipeline. Equity earnings in unconsolidated affiliates increased $1.1 million to $0.7 million for the third quarter of 2001 as compared to the same period in 2000. Goodwill amortization netted against equity earnings in unconsolidated affiliates totaled $1.6 million and $0.3 million in the third quarter of 2001 and 2000, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

      Operating revenues, net increased $90.5 million (37%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to $84.1 million of revenues from the gas gathering and processing businesses acquired in 2001. Operating revenues from the interstate pipelines increased $5.7 million due primarily to $5.6 million of revenues from Midwestern Gas Transmission and a $0.1 million increase attributable to Northern Border Pipeline. Northern Border Pipeline's operating revenues reflect the rate case settlement discussed above.

      Product purchases of $29.7 million recorded in the first nine months of 2001 represent amounts incurred by Bear Paw. In conjunction with its gathering and processing activities Bear Paw receives the natural gas stream from producers. Upon sale of the natural gas liquids and residue processed in its facilities, Bear Paw pays the producers based upon a percentage of the gross proceeds.

      Operations and maintenance expense increased $22.7 million (55%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to $25.6 million of expense from the gas gathering and processing segment. Operations and maintenance expense from the interstate pipelines decreased $3.5 million due primarily to a decrease in Northern Border Pipeline's expense by $5.2 million (17%) partially offset by $1.8 million of expense from Midwestern Gas Transmission. Northern Border Pipeline's operations and maintenance expense decreased due primarily to a decrease in Northern Border Pipeline's regulatory commission expense, decreased costs to operate its two electric-powered compressor units and decreased administrative expenses for the pipeline.

      Depreciation and amortization expense increased $9.9 million (21%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to $9.5 million of expense from the gas gathering and processing segment. Depreciation and amortization expense from the interstate pipelines increased $0.8 million due primarily to $1.5 million of expense from Midwestern Gas Transmission offset by a decrease in Northern Border Pipeline's expense by $0.7 million. Depreciation and amortization expense in the first nine months of 2001 and 2000 includes goodwill amortization of $4.7 million and $0.3 million, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


      Taxes other than income decreased $1.2 million (6%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's expense by $2.6 million (12%) offset by $1.1 million of expense from the gas gathering and processing segment. The decrease in Northern Border Pipeline's taxes other than income is due primarily to adjustments to previous estimates of ad valorem taxes.

      Consolidated interest expense increased $9.2 million (16%) for the first nine months of 2001, as compared to the same period in 2000. As discussed in
Note 4 - Notes to Consolidated Financial Statements, Northern Border Partners periodically borrows funds from various external sources. Northern Border Partners loans the funds to the Partnership on identical terms. In addition, Northern Border Partners periodically enters into interest rate swap agreements, the results of which are recorded on the Partnership's financial statements. Interest expense for the Partnership increased approximately $18.4 million (225%) for the first nine months of 2001, as compared to the same period in 2000, due to additional borrowings. In June 2000 and September 2000, Northern Border Partners issued $250 million of 8 7/8% Senior Notes, and in March 2001, Northern Border Partners issued $225 million of 7.10% Senior Notes. The additional borrowings were made primarily for the acquisition of gas gathering and processing businesses during 2000 and the acquisitions made in March 2001 and April 2001 (see Note 2 - Notes to Consolidated Financial Statements). Interest expense attributable to Northern Border Pipeline decreased $7.6 million (15%) for the first nine months of 2001, as compared to the same period in 2000, due to a decrease in Northern Border Pipeline's average interest rate and a decrease in average debt outstanding.

      Other income (expense) decreased $4.6 million for the first nine months of 2001, as compared to the same period in 2000. Other income (expense) for the first nine months of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the first nine months of 2000, Northern Border Pipeline had recorded approximately $1.4 million of income from the purchase of excess capacity by the telecommunications company. Other income (expense) for the first nine months of 2000 also included $2.7 million of income due to a reduction in reserves previously established for regulatory issues by Northern Border Pipeline. The results for 2001 include non-recurring charges of $2.4 million, primarily related to a loss on a forward purchase of Canadian dollars to fund the acquisition of gathering and processing assets in Alberta (see Note 2 - Notes to Consolidated Financial Statements). Equity earnings in unconsolidated affiliates increased $2.4 million to $1.2 million for the first nine months of 2001 as compared to the same period in 2000. Goodwill amortization netted against equity earnings in unconsolidated affiliates totaled $4.7 million and $0.7 million in the first nine months of 2001 and 2000, respectively. See "New Accounting Pronouncements" for discussion of a recently issued accounting pronouncement that will impact goodwill amortization in 2002.

      The extraordinary loss from debt restructuring of $1.2 million recorded in the first nine months of 2001 relates to Black Mesa's 10.7% Secured Senior Notes, which were repaid by the Partnership prior to maturity (see Note 4 - Notes to Consolidated Financial Statements).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

      Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $289 million term loan, both maturing in June 2002. At September 30, 2001, no amounts were outstanding under the five-year revolving credit facility. Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement in the first quarter of 2002.

      At September 30, 2001, Northern Border Pipeline also had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million and Series B Notes with a principal amount of $41 million were repaid in August 2000 and August 2001, respectively. The Series C Notes with a principal amount of $78 million mature in August 2002.

      In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2001 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2001 Pipeline Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

      As discussed below, Northern Border Partners periodically borrows funds from various external sources. Northern Border Partners loans the funds to the Partnership on identical terms. In addition, Northern Border Partners periodically enters into interest rate swap agreements. The Partnership is a guarantor of Northern Border Partners' debt and interest rate swap agreements.

      Northern Border Partners completed a private offering of $250 million of 8 7/8% Senior Notes due 2010 ("2000 Partnership Senior Notes") during 2000. The 2000 Partnership Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The proceeds from the 2000 Partnership Senior Notes were used in acquisitions made by the Partnership in June 2000 and September 2000.

      In March 2001, Northern Border Partners completed a private offering of $225 million of 7.10% Senior Notes due 2011 ("2001 Partnership Senior Notes"). The 2001 Partnership Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The indenture under which the 2001 Partnership Senior Notes were issued does not limit the amount of

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


unsecured debt Northern Border Partners may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Partnership Senior Notes were used to fund a portion of the acquisition of Bear Paw Energy (see Note 2 - Notes to Consolidated Financial Statements).

      Northern Border Partners entered into a $200 million three-year revolving credit agreement with certain financial institutions ("2001 Partnership Credit Agreement") in March 2001. The 2001 Partnership Credit Agreement is to be used for capital expenditures, acquisitions and general business purposes. The 2001 Partnership Credit Agreement replaced revolving credit agreements entered into in June 2000. At September 30, 2001, $47.0 million was outstanding under the 2001 Partnership Credit Agreement.

      In the third quarter of 2001, Northern Border Partners entered into interest rate swap agreements with notional amounts totaling $225 million that expire in March 2011. Under the interest rate swap agreements, Northern Border Partners makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 7.10% fixed rate. The swaps were entered into to hedge the fluctuations in the market value of the 2001 Partnership Senior Notes.

      In April 2001 and May 2001, Northern Border Partners sold 407,550 and 4,000,000 common units, respectively. In conjunction with the issuance of the additional common units by Northern Border Partners, including the units issued for Bear Paw Energy in March 2001 (see Note 2 - Notes to Consolidated Financial Statements), the Partnership's general partners made capital contributions to the Partnership and Northern Border Partners in accordance with the partnership agreements. The net proceeds of the sale of common units and the general partners' capital contributions totaled approximately $172.4 million and were primarily used to repay amounts borrowed under the 2001 Partnership Credit Agreement.

      Short-term liquidity needs will be met by internal sources and through the credit facilities discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness as well as additional limited partner interests of the Partnership.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities increased $15.1 million to $161.5 million for the first nine months of 2001, as compared to the same period in 2000, due primarily to an increase in net income. This was partially offset by net cash outflows of approximately $4.7 million related to Northern Border Pipeline's rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

      The investment in unconsolidated affiliates of $9.2 million and $8.8 million for the first nine months of 2001 and 2000, respectively, primarily reflects capital contributions to Bighorn Gas Gathering.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


      Acquisitions of businesses of $342.1 million for the first nine months of 2001 represents acquisitions of Midwestern Gas Transmission and assets in Alberta, Canada in April 2001 and the cash portion of the purchase price of Bear Paw Energy in March 2001. The purchase of Bear Paw Energy also involved the issuance of 5.7 million common units by Northern Border Partners valued at $183.0 million, for a total purchase price of $381.7 million. The acquisitions of businesses for the first nine months of 2000 included the acquisition of gas gathering businesses in the Powder River and Wind River basins in Wyoming for approximately $208.7 million and the acquisition of 80% of the non-voting class A shares in Bighorn Gas Gathering for approximately $20.8 million.

      Capital expenditures of $99.0 million for the first nine months of 2001 include $46.1 million for gas gathering and processing facilities and $52.7 million for interstate pipeline facilities. The expenditures for interstate pipeline facilities include $46.3 million for Northern Border Pipeline's Project 2000 (see Note 3 - Notes to Consolidated Financial Statements). For the same period in 2000, total capital expenditures were $7.5 million, which included $3.3 million related to Project 2000.

      Total capital expenditures, business acquisitions and investments in unconsolidated affiliates for 2001 are estimated to be $692 million, which includes $633 million expended through the first nine months of 2001. Capital expenditures for the interstate pipelines are estimated to be $65 million, including approximately $54 million for Northern Border Pipeline's Project 2000. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by using internal sources and borrowing on the Pipeline Credit Agreement. Capital expenditures for gas gathering and processing facilities are estimated to be $78 million and additional investments in unconsolidated affiliates are estimated to be $21 million for 2001. Total business acquisitions are estimated to be $528 million. The Partnership anticipates financing its future capital requirements primarily by borrowing on the 2001 Partnership Credit Agreements and by issuing partnership interests.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows provided by financing activities increased $153.9 million to $276.5 million for the first nine months of 2001 as compared to the same period in 2000. Cash distributions to the general and limited partners increased $28.2 million to $87.2 million. The Partnership makes quarterly distributions to its general partners and Northern Border Partners in connection with Northern Border Partners distribution declaration to its unitholders. The increase is due to both an increase in the number of Northern Border Partners common units outstanding and an increase in the distribution rate. The distributions paid in the first, second and third quarter of 2001 were $0.70 per unit, $0.7625 per unit and $0.7625 per unit, respectively, as compared to $0.65 per unit paid in the first three quarters of 2000.

      During the first nine months of 2001, issuances of long-term debt included: net proceeds from the private offering of the 2001 Partnership Senior Notes of approximately $223.2 million; borrowings under the 2001 Partnership Credit Agreement of $215.0 million; net proceeds from the issuance of the 2001 Pipeline Senior Notes of approximately $247.2 million; and borrowings under the Pipeline Credit Agreement of $116.0 million. The proceeds from the 2001 Partnership Senior Notes and the 2001 Partnership Credit Agreement were

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


primarily used to fund the acquisition of Bear Paw Energy, Canadian assets and Midwestern Gas Transmission discussed previously and to repay $47.3 million of indebtedness outstanding. The proceeds from the 2001 Pipeline Senior Notes were used for repayment of amounts borrowed under the Pipeline Credit Agreement. During the first nine months of 2000, issuances of long-term debt included: net proceeds from the private offering of the 2000 Partnership Senior Notes of approximately $252.0 million; borrowings under the Northern Border Partners' prior credit facility of $102.5 million; and borrowings under the Pipeline Credit Agreement of $75.0 million. The net proceeds of the 2000 Partnership Senior Notes and Northern Border Partners' prior credit facility were primarily used to repay Northern Border Partners' existing indebtedness of $119.5 million, to fund the acquisition of the Bighorn Gas Gathering class A shares of $20.8 million and to fund the acquisition of gas gathering businesses. In August 2001 and August 2000, Northern Border Pipeline repaid its Series B and A Notes of $41 million and $66 million, respectively, primarily by borrowing under the Pipeline Credit Agreement.

      For the nine months of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. In March 2001, the Partnership paid approximately $4.3 million to terminate interest rate swap agreements and in September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swap agreements (see Note 8 - Notes to Consolidated Financial Statements). Financing activities for 2001 reflect the issuance of partnership interests of $172.4 million, which was primarily used to repay amounts borrowed on the 2001 Partnership Credit Agreement of $168.0 million (see Note 6 - Notes to Consolidated Financial Statements).

NEW ACCOUNTING PRONOUNCEMENTS

      In the third quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 10 - Notes to Consolidated Financial Statements.

RELATIONSHIPS WITH ENRON AND RECENT DEVELOPMENTS INVOLVING ENRON

      There have been several recent developments involving Enron that could have an impact on the Partnership. The trading prices for Enron's common stock have experienced substantial declines during 2001, and multiple class action lawsuits have been filed against Enron alleging violations of securities laws. On October 16, 2001, Enron announced a loss for the quarter ended September 30, 2001 due in part to the early termination of certain structured finance arrangements with a related entity. In connection with the early termination, Enron's shareholders' equity was reduced by approximately $1.2 billion. Enron also announced the commencement of an investigation by the SEC with respect to related party transactions and appointed a special committee of directors to examine and take appropriate action with respect to such transactions. On November 8, 2001, Enron filed with the SEC a current report on Form 8-K that reported that Enron will restate its financial statements for 1997 through 2000

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


and for the first two quarters of 2001. Enron's filing indicated that the restatements would have no material impact on its shareholders' equity at September 30, 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc. ("Dynegy"), a Houston-based energy trading and power company. Enron stated that, upon consummation of the proposed merger, its shareholders will receive shares in a combined company to be called Dynegy Inc. The announcement stated that Dynegy will make an immediate equity infusion into Enron in the amount of $1.5 billion.

      Some of the recent events have resulted in the downgrading of the obligations of Enron and certain of its subsidiaries by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt ratings of Enron to Baa3 and Standard & Poor's lowered its long-term corporate credit rating on Enron to BBB-. The Partnership notes that Enron's senior debt continues to be rated investment grade by the major rating agencies.

      The Partnership has a number of relationships with Enron and its subsidiaries. Through Enron's ownership of two of the Partnership's general partners, Enron is able to elect members with a majority of the voting power on the partnership policy committee and Northern Border Pipeline's management committee. Northern Plains Natural Gas Company and NBP Services Corporation, wholly-owned subsidiaries of Enron, provide operating and administrative services for the Partnership and its subsidiaries. Certain of the services are provided through other subsidiaries of Enron. Enron North America Corp. ("ENA"), a wholly-owned subsidiary of Enron, is one of Northern Border Pipeline's firm shippers and is obligated as of September 30, 2001, to pay for 6.3% of Northern Border Pipeline's capacity, consisting of (i) approximately 2.4% of Northern Border Pipeline's capacity, equating to approximately $8 million in annual revenues, representing firm demand contracts, and (ii) approximately 3.9% of Northern Border Pipeline's capacity, equating to approximately $12 million in annual revenues, representing temporary capacity releases from other shippers who would be responsible for payment in the event of a default in payment by ENA. ENA is obligated under a services agreement to pay a variable fee, which for the month of September 2001 was approximately $1.2 million, for certain gathering services for customers of Crestone Gathering Services, which is a wholly-owned subsidiary of the Partnership. In the event ENA's agreement is terminated, the customers of Crestone Gathering Services would be obligated to pay the fee. Subsidiaries of the Partnership have entered into certain commodity price swap arrangements with ENA in order to hedge risks of changes in commodity prices. At September 30, 2001 a non-cash gain of $6.65 million on these agreements is reflected in accumulated other comprehensive income with a corresponding amount reflected in current assets on the Partnership's consolidated balance sheet. The Partnership could be adversely affected if Enron or any of its subsidiaries were to fail to perform its contractual obligations under contracts with the Partnership or its subsidiaries.

      The Partnership plans to continue to assess the impact of developments involving Enron on its existing agreements and relationships with Enron and its subsidiaries.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements" regarding Northern Border Pipeline's plans to issue debt and the Partnership's anticipated financing plans

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


for its capital requirements. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving the regulated pipelines, those regulated pipelines' success in sustaining their positions in such proceedings or the success of intervenors in opposing their positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


      The Partnership's and Northern Border Partners' interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, the Partnership and Northern Border Partners attempt to maintain a significant portion of their debt portfolio in fixed rate debt. They also use interest rate swap agreements to increase the portion of their fixed rate debt. As of September 30, 2001, approximately 63% of the consolidated debt portfolio, after considering the effect of interest rate swap agreements, is in fixed rate debt.

      If average interest rates change by one percentage compared to rates in effect as of September 30, 2001, consolidated annual interest expense would change by approximately $5.2 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2001.

      The Partnership's recently acquired gas gathering and processing businesses are subject to certain contracts that give it quantities of natural gas and natural gas liquids as partial consideration for processing services. The income and cash flows from these contracts will be impacted by changes in these commodity prices. The Partnership has hedged a substantial portion of its expected commodity price risk under these contracts for 2001 and approximately 40% of its expected commodity price risk for 2002.

                           PART II. OTHER INFORMATION

       NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP AND SUBSIDIARIES


ITEM 1. Legal Proceedings

      On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against Northern Border Pipeline Company to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, the Partnership believes that the Tribes do not have the authority to impose the tax and that the lawsuit will not have a material adverse impact on the Partnership.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      * 4.2 Indenture, dated September 17, 2001, between Northern Border Pipeline and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company's Registration Statement on Form S-4, Registration No. 333-73282 ("Form S-4").

      * 4.3 Registration Rights Agreement, dated September 17, 2001, among Northern Border Pipeline Company, Banc of America Securities LLC, Banc One Capital Markets, Inc. and BMO Nesbitt Burns Corp., as initial purchasers (Exhibit 4.3 to Northern Border Pipeline Company's Registration Statement on Form S-4).

      *10.36 First Amendment to Employment Agreement between Northern Plains
             Natural Gas Company and William R. Cordes effective as of September 25, 2001 (Exhibit 10.36 to Northern Border Pipeline Company's Registration Statement on Form S-4).

      *10.37 Ninth Supplement Amending Northern Border Pipeline Company General
             Partnership Agreement (Exhibit 10.37 to Northern Border Pipeline Company's Registration Statement on Form S-4).

      *10.38 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron North America Corp., dated October 29, 2001 (Exhibit 10.38 to Northern Border Pipeline Company's Registration Statement on Form S-4).

      *99.1 Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern Border Partners, L.P.'s Amendment No. 1 to Registration Statement on\ Form S-8, Registration No. 333-66949 and Exhibit 99.1 to Northern Border Partners, L.P.'s Registration Statement on Form S-8, Registration No. 333-72696).

      *Indicates exhibit incorporated by reference as indicated.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NORTHERN BORDER INTERMEDIATE LIMITED PARTNERSHIP (A Delaware Limited Partnership)

Date: November 14, 2001         By: /s/ Jerry L. Peters
                                    --------------------------------
                                    Jerry L. Peters
                                    Chief Financial and Accounting
                                    Officer